Form 10-Q
period 2003-03-31
NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL FUNDING CORP
filed 2003-05-13
CIK 934667, 1059027, 934666, 1059025, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Organization, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

33-87902	ESI TRACTEBEL FUNDING CORP. (a Delaware corporation)	04-3255377
33-87902-02	NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a Massachusetts limited partnership)	04-2955642
33-87902-01	NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a New Jersey limited partnership)	04-2955646
333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrants are accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2003, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of April 30, 2003, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, a limited partnership, North Jersey Energy Associates, a limited partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

The Partnerships were developed and are operated as qualifying facilities (QFs) under PURPA and the regulations promulgated thereunder by the FERC. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement, the Partnerships sell steam under long-term sales agreements to two unrelated third parties for use in gas and chemical processing facilities to maintain their QF status. The Partnerships are dependent upon the on-going operations of these facilities. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement and one power purchaser to terminate its power purchase agreement.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to four regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants' results of operations can be affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S. and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as registrant-specific events.
•

The registrants are substantially leveraged. The ability of the registrants to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants are also subject to restrictive covenants under their debt agreements that will limit the ability to borrow additional funds.

•

All obligations of the Partnerships are non-recourse to the direct and indirect owners of the registrants. Following any default by the Partnerships, security is limited to the owners' economic interests in the Partnerships. The owners have no meaningful revenues other than the distributions they receive from the Partnerships. In the event of default, the ability of the owners to satisfy any obligations will be limited to amounts payable by the Partnerships as distributions.

The issues and associated risks and uncertainties described above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$72,822	$45,878
Accounts receivable	65,180	42,632
Due from related party	960	1,623
Spare parts inventories	9,977	9,735
Fuel inventories	907	7,832
Prepaid expenses and other current assets	14,095	7,900

Total current assets	163,941	115,600

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,215 and $3,067, respectively)	3,745	3,893
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $113,505 and $108,583, respectively)	405,587	410,509
Power purchase agreements (net of accumulated amortization of $274,922 and $260,595, respectively)	613,834	628,161
Other assets	6	7

Total non-current assets	1,027,884	1,047,282

TOTAL ASSETS	$1,191,825	$1,162,882

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$23,818	$23,818
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Accounts payable	23,266	16,689
Accrued interest payable - the Funding Corp. and the Acquisition Corp.	13,174	-
Due to related parties	5,723	7,425
Other accrued expenses	17,176	8,495

Total current liabilities	91,957	65,227

Non-current liabilities:
Deferred credit - fuel contract	157,376	161,039
Notes payable - the Funding Corp.	352,214	352,214
Notes payable - the Acquisition Corp.	202,400	202,400
Energy bank and other liabilities	122,170	146,868
Lease payable	878	878

Total non-current liabilities	835,038	863,399

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,941	4,482
Limited partners	249,052	226,571
Accumulated other comprehensive income	10,837	3,203

Total partners' equity	264,830	234,256

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,191,825	$1,162,882

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2003	2002

REVENUES	$108,221	$102,397

COSTS AND EXPENSES (INCOME):
Fuel	52,251	48,762
Operations and maintenance	3,361	3,435
Depreciation and amortization	19,249	18,914
General and administrative	2,619	1,908
Gain on energy bank settlement	(11,112)	-

Total costs and expenses	66,368	73,019

OPERATING INCOME	41,853	29,378

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	148	156
Interest expense	16,428	17,520
Interest income	(125)	(178)
Other income	(105)	-
Change in fair value of derivatives	2,567	(3,461)

Total other expense - net	18,913	14,037

NET INCOME	$22,940	$15,341

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,944	$14,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(21)

Net cash used in investing activities	-	(21)

Net increase in cash and cash equivalents	26,944	14,324
Cash and cash equivalents at beginning of period	45,878	45,003

Cash and cash equivalents at end of period	$72,822	$59,327

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$71,878	$44,943
Accounts receivable	65,180	42,632
Due from related party	960	1,616
Spare parts inventories	9,977	9,735
Fuel inventories	907	7,832
Prepaid expenses and other current assets	14,095	7,892

Total current assets	162,997	114,650

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $113,505 and $108,583, respectively)	405,587	410,509
Power purchase agreements (net of accumulated amortization of $274,922 and $260,595, respectively)	613,834	628,161
Other assets	6	7

Total non-current assets	1,024,139	1,043,389

TOTAL ASSETS	$1,187,136	$1,158,039

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$23,818	$23,818
Accounts payable	23,266	16,689
Accrued interest payable - the Funding Corp.	8,955	-
Due to related parties	5,723	7,430
Other accrued expenses	6,072	8,495

Total current liabilities	67,834	56,432

Non-current liabilities:
Deferred credit - fuel contract	157,376	161,039
Notes payable - the Funding Corp.	352,214	352,214
Energy bank and other liabilities	122,018	146,716
Lease payable	878	878

Total non-current liabilities	632,486	660,847

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,760	4,376
Limited partners	471,219	433,181
Accumulated other comprehensive income	10,837	3,203

Total partners' equity	486,816	440,760

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,187,136	$1,158,039

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2003	2002

REVENUES	$108,221	$102,397

COSTS AND EXPENSES (INCOME):
Fuel	52,251	48,762
Operations and maintenance	3,361	3,435
Depreciation and amortization	19,249	18,914
General and administrative	2,619	1,908
Gain on energy bank settlement	(11,112)	-

Total costs and expenses	66,368	73,019

OPERATING INCOME	41,853	29,378

OTHER EXPENSE (INCOME):
Interest expense	12,209	13,125
Interest income	(125)	(175)
Other income	(108)	-
Change in fair value of derivatives	2,567	(3,461)

Total other expense - net	14,543	9,489

NET INCOME	$27,310	$19,889

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,935	$14,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(21)

Net cash used in investing activities	-	(21)

Net increase in cash and cash equivalents	26,935	14,310
Cash and cash equivalents at beginning of period	44,943	43,969

Cash and cash equivalents at end of period	$71,878	$58,279

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	8,955	-
Current portion of notes receivable from the Partnerships	23,818	23,818

Total current assets	32,774	23,819

Notes receivable from the Partnerships	352,214	352,214

TOTAL ASSETS	$384,988	$376,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$23,818	$23,818
Accrued interest payable	8,955	-

Total current liabilities	32,773	23,818

Debt securities payable	352,214	352,214

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,988	$376,033

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income	$8,955	$9,479
Interest expense	(8,955)	(9,479)

NET INCOME	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Interest receivable from NE LP	$4,219	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	13,019	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	202,400	202,400

Total non-current assets	202,552	202,552

TOTAL ASSETS	$215,571	$211,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$24	$23
Current portion of debt securities payable	8,800	8,800
Accrued interest payable	4,219	-

Total current liabilities	13,043	8,823

Non-current liabilities:
Debt securities payable	202,400	202,400
Other	82	85

Total non-current liabilities	202,482	202,485

TOTAL LIABILITIES	215,525	211,308

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	46	44

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,571	$211,352

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income	$4,219	$4,395
Interest expense	(4,216)	(4,391)

Income before income taxes	3	4
Income tax expense	(1)	(1)

NET INCOME	$2	$3

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2002 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in prior year's consolidated and combined financial statements have been reclassified to conform to the current year's presentation. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 2003 and 2002 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2002	$1,158	$114,666	$115,824	$3,218	$318,515	$321,733	$4,376	$433,181	$437,557	(a)
Balances, March 31, 2003	$1,515	$150,013	$151,528	$3,245	$321,206	$324,451	$4,760	$471,219	$475,979	(b)

(a)	Exclusive of accumulated other comprehensive income of $3,203.
(b)	Exclusive of accumulated other comprehensive income of $10,837.

2. Accounting for Derivative Instruments and Hedging Activities

Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at March 31, 2003 is approximately $10.8 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2003, all of which are expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $6.1 million into earnings from accumulated other comprehensive income for the three months ended March 31, 2003. The effective portion of the net gain/loss on cash flow hedges included within other comprehensive income was a net gain of approximately $13.8 million and approximately $7.1 million for the three months ended March 31, 2003 and 2002, respectively.

In April 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. (FAS) 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. For implementation issues that were modified in the amendment process, the new guidance will be applied prospectively for contracts entered into or modified after June 30, 2003. The registrants are evaluating the effects, if any, the modifications would have on their financial statements in the future.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $7.6 million and $7.2 million for the periods ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,

	2003	2002

	(Thousands of Dollars)

NE LP	$30,574	$22,581
The Partnerships	$34,944	$27,129

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at March 31, 2003 were as follows:

NE LP AND THE PARTNERSHIPS March 31, 2003 (Thousands of Dollars)

	2003	2004 - 05	2006 - 07	Thereafter	Total

CONTRACTUAL OBLIGATIONS

Long-term debt	$32,618	$91,513	$141,861	$321,240	$587,232
Operating leases	189	534	582	1,395	2,700
Montaup settlement	11,112	-	-	-	11,112
Other long-term obligations:
Energy bank liability	-	-	-	115,706	115,706
Administrative agreement(a)	450	1,200	1,200	6,000	8,850
O&M agreement(a)	1,125	3,000	3,000	12,000	19,125
Fuel management agreement(a)	675	1,800	1,800	13,500	17,775

Total contractual obligations	$46,169	$98,047	$148,443	$469,841	$762,500

(a)	Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the obligation.

In February 2003, NJEA reached an agreement to modify the gas index used for calculating the energy price in an existing power purchase agreement with a New Jersey utility. The modification was necessary because the original index described in the power purchase agreement no longer existed at August 14, 2002. The new index rate, effective as of August 14, 2002 and adjusted annually on that date, resulted in an increase of $9.2 million in revenue to NJEA, which was paid in March 2003. This agreement is subject to the approval of the New Jersey Board of Public Utilities.

On March 31, 2003, one of the energy bank letters of credit was amended. The amount of the credit is currently $12.5 million and can only be drawn upon if NE LP is unable to make the payment related to the energy bank settlement dispute mentioned in Note 5.

5. Energy Bank Balances

NEA and NJEA sell substantially all their output under power purchase agreements. Two of the power purchase agreements required the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on the power purchase agreement (Montaup PPA) with Montaup Electric Company (Montaup) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the Montaup PPA. The power purchaser, New England Power Company, successor to Montaup (NEP), disputed this position. NEP contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, NEP filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the Montaup PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and Constellation Power Source, Inc. (CPS), acting on its behalf and on behalf of NEP. The registrants understand that, under a 1998 power purchase agreement between Montaup and CPS (CPS PPA), CPS acts as agent and representative of NEP with respect to the Montaup PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the Montaup PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP is to pay approximately $11.1 million plus interest to CPS on or before December 31, 2003. This payable is included in other accrued expenses on the condensed consolidated balance sheet at March 31, 2003. Such payment is expected to be paid out of funds otherwise available for NE LP partnership distributions and is secured by a letter of credit.

As a condition to this settlement, CPS entered into an agreement (PMI Agreement) with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI). Under the terms of the PMI Agreement, until termination of the Montaup PPA, PMI is to purchase power from CPS under the same terms as CPS purchases power under the Montaup PPA, as NEP's agent and representative pursuant to the CPS PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the Montaup PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2002 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NE LP and the Partnerships - Net income increased for the three months ended March 31, 2003 primarily due to the gain recognized on the energy bank settlement. Excluding this gain, net income decreased for the three months ended March 31, 2003 primarily due to increased expenses including fuel costs and net unrealized mark-to-market losses on derivatives partly offset by higher revenues and lower interest expense.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on the power purchase agreement (Montaup PPA) with Montaup Electric Company (Montaup) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the Montaup PPA. The power purchaser, New England Power Company, successor to Montaup (NEP), disputed this position. NEP contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, NEP filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the Montaup PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and Constellation Power Source, Inc. (CPS), acting on its behalf and on behalf of NEP. The registrants understand that, under a 1998 power purchase agreement between Montaup and CPS (CPS PPA), CPS acts as agent and representative of NEP with respect to the Montaup PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the Montaup PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP is to pay approximately $11.1 million plus interest to CPS on or before December 31, 2003. Such payment is expected to be paid out of funds otherwise available for NE LP partnership distributions and is secured by a letter of credit.

As a condition to this settlement, CPS entered into an agreement (PMI Agreement) with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI). Under the terms of the PMI Agreement, until termination of the Montaup PPA, PMI is to purchase power from CPS under the same terms as CPS purchases power under the Montaup PPA, as NEP's agent and representative pursuant to the CPS PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the Montaup PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

Fuel expense for the three months ended March 31, 2003 increased primarily as a result of increased prices of natural gas required to fuel the facilities offset by lower volume due to gas curtailments. These fuel costs for the three months ended March 31, 2003 and 2002, were partly offset by $3.7 million and $5.2 million, respectively, of deferred credit amortization for fuel contracts.

For the three months ended March 31, 2003 and 2002, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $(2.6) million and $3.5 million, respectively, representing the net change in fair value of derivative instruments.

Revenues for the three months ended March 31, 2003 improved primarily as a result of increased electricity sales prices under certain power purchase agreements, partially offset by lower volume. Revenues for the three months ended March 31, 2003 and 2002 were comprised of $107.4 million and $101.3 million of power sales to utilities and $0.8 million and $1.1 million of steam sales, respectively. Power sales to utilities for the three months ended March 31, 2003 and 2002 reflect a decrease in utility energy bank balances which increased reported revenues by $7.5 million and $7.1 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under certain power purchase agreements.

In February 2003, NJEA reached an agreement to modify the gas index used for calculating the energy price in an existing power purchase agreement with a New Jersey utility. The modification was necessary because the original index described in the power purchase agreement no longer existed at August 14, 2002. The new index rate, effective as of August 14, 2002 and adjusted annually on that date, resulted in an increase of $9.2 million in revenue to NJEA, which was paid in March 2003. This agreement is subject to the approval of the New Jersey Board of Public Utilities.

Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on their outstanding debt.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in 2003 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 were primarily due to timing of cash receipts under certain agreements.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30.

NE LP and the Partnerships' long-term contractual obligations at March 31, 2003 are shown in Note 4.
Market Risk Sensitivity

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchased call options to establish a maximum price for natural gas, and written put options were executed to offset the cost of the purchased call options. As of March 31, 2003, there were no gas swap agreements outstanding; however, in order to mitigate the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002.

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolio. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using an historical simulation methodology. As of March 31, 2003 and December 31, 2002, the VaR figures for hedges in accumulated other comprehensive income (in thousands) are as follows:

December 31, 2002	$1,196
March 31, 2003	$718
Average for the period ended March 31, 2003	$1,157

New Accounting Rules

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The interpretation will require the registrants to assess the variable interests they hold and to determine if those entities are VIEs. If a registrant holds the majority of the variable interests in a VIE that was in existence at January 31, 2003, it will be required to consolidate that entity on July 1, 2003. For interests in VIEs created after January 31, 2003, the new rules must be applied immediately. The registrants are in the process of evaluating the effects that FIN 46 would have on their interests in entities not currently consolidated.

Derivative Instruments - In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. For implementation issues that were modified in the amendment process, the new guidance will be applied prospectively for contracts entered into or modified after June 30, 2003. The registrants are evaluating the effects, if any, the modifications would have on their financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing this report, each of the registrants performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the Principal Officers of each of the registrants concluded that the registrant's disclosure controls and procedures are effective in timely alerting them to material information related to the registrant required to be included in the registrant's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There have been no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 3. Legal Proceedings in the 2002 Form 10-K for the registrants.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on the Montaup PPA with Montaup in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the Montaup PPA. The power purchaser, NEP, disputed this position. NEP contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, NEP filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the Montaup PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and CPS, acting on its behalf and on behalf of NEP. The registrants understand that, under the CPS PPA, CPS acts as agent and representative of NEP with respect to the Montaup PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the Montaup PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP is to pay approximately $11.1 million plus interest to CPS on or before December 31, 2003. Such payment is expected to be paid out of funds otherwise available for NE LP partnership distributions and is secured by a letter of credit.

As a condition to this settlement, CPS entered into the PMI Agreement with PMI. Under the terms of the PMI Agreement, until termination of the Montaup PPA, PMI is to purchase power from CPS under the same terms as CPS purchases power under the Montaup PPA, as NEP's agent and representative pursuant to the CPS PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the Montaup PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

Item 5. Other Information
(a) Reference is made to Item 1. Business - Partnerships' Operations in the 2002 Form 10-K for the registrants.
For information regarding energy bank balances and power purchase agreements, see Note 5.
(b) Reference is made to Item 1. Business - Environmental in the 2002 Form 10-K for the registrants.

On April 29, 2003, NJEA discovered a software error that resulted in a possible underreporting of the facility's NOx emissions for the ozone season of 2002. NJEA sent a corrected emissions report to the New Jersey Department of Environmental Protection (DEP) and the United States Environmental Protection Agency (EPA) on May 6, 2003 after confirming that emissions had been underreported. As a result of the underreporting, EPA assessed NJEA with an excess emissions deduction by reducing the facility's 2003 NOx allowance account. NJEA is currently in discussions with DEP and EPA to resolve this issue. It is not expected that this matter will have a material impact on either the facility's ability to operate in its normal course of business or on the condensed consolidated and condensed combined financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description

	10(1)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NJEA.
	10(2)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NEA.
	10(3)	Amending Agreement, dated as of March 1, 2003, between ProGas Limited of Alberta, Canada and NEA.
	99(a)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	99(b)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	99(c)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	99(d)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
99(e)

Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

99(f)

Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

99(g)

Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

99(h)

Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

	99(i)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
	99(j)	Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
(b)	Reports on Form 8-K - None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
(Registrants)

Date: May 12, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)

ESI TRACTEBEL FUNDING CORP. (the registrant) Certifications
I, James L. Robo, President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Tractebel Funding Corp.

ESI TRACTEBEL FUNDING CORP. (the registrant) Certifications
I, Mark R. Sorensen, Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

MARK R. SORENSEN

Mark R. Sorensen Treasurer (equivalent to the Chief Financial Officer) ESI Tractebel Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. (the registrant) Certifications
I, James L. Robo, President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Tractebel Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. (the registrant) Certifications
I, Mark R. Sorensen, Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

MARK R. SORENSEN

Mark R. Sorensen Treasurer (equivalent to the Chief Financial Officer) ESI Tractebel Acquisition Corp.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of Northeast Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, Mark R. Sorensen, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of Northeast Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer
(equivalent to the Chief Financial Officer)
ESI Northeast Energy GP, Inc.
as Administrative General Partner of
Northeast Energy Associates,
a limited partnership

NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of North Jersey Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, Mark R. Sorensen, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of North Jersey Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer
(equivalent to the Chief Financial Officer)
ESI Northeast Energy GP, Inc.
as Administrative General Partner of
North Jersey Energy Associates,
a limited partnership

NORTHEAST ENERGY, LP (the registrant) Certifications
I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of Northeast Energy, LP, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

NORTHEAST ENERGY, LP (the registrant) Certifications

I, Mark R. Sorensen, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of Northeast Energy, LP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer (equivalent to the Chief Financial Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP