Form 10-Q
period 2003-09-30
NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES
filed 2003-11-13
CIK 934667, 1059025, 1059027, 934665, 934666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2003, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of October 31, 2003, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

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

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants' results of operations can be affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$89,719	$45,878
Accounts receivable	47,445	42,632
Due from related party	2,764	1,623
Spare parts inventories	12,029	9,735
Fuel inventories	11,557	7,832
Prepaid expenses and other current assets	2,912	7,900

Total current assets	166,426	115,600

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,516 and $3,067, respectively)	3,443	3,893
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $123,479 and $108,583, respectively)	395,664	410,509
Power purchase agreements (net of accumulated amortization of $304,050 and $260,595, respectively)	584,706	628,161
Other assets	5	7

Total non-current assets	988,530	1,047,282

TOTAL ASSETS	$1,154,956	$1,162,882

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$26,191	$23,818
Current portion of note payable - the Acquisition Corp.	8,800	8,800
Accounts payable	12,731	16,689
Accrued interest payable - the Funding Corp. and the Acquisition Corp.	12,808	-
Due to related parties	14,649	7,425
Other accrued expenses	11,108	8,495

Total current liabilities	86,287	65,227

Non-current liabilities:
Deferred credit - fuel contract	111,047	161,039
Notes payable - the Funding Corp.	337,932	352,214
Note payable - the Acquisition Corp.	198,000	202,400
Energy bank and other liabilities	112,035	146,868
Lease payable	827	878

Total non-current liabilities	759,841	863,399

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,043	4,482
Limited partners	303,023	226,571
Accumulated other comprehensive income (loss)	(238)	3,203

Total partners' equity	308,828	234,256

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,154,956	$1,162,882

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUES	$101,824	$104,715	$309,342	$297,659

COSTS AND EXPENSES (INCOME):
Fuel	48,159	44,312	147,993	133,819
Operations and maintenance	3,334	3,157	10,439	10,505
Depreciation and amortization	19,659	19,501	58,351	57,330
General and administrative	2,402	2,141	7,150	6,113
Gain on energy bank settlement	-	-	(11,112)	-

Total costs and expenses	73,554	69,111	212,821	207,767

OPERATING INCOME	28,270	35,604	96,521	89,892

OTHER EXPENSE (INCOME):
Gain on restructuring of contracts	(15,198)	-	(15,198)	-
Amortization of debt issuance costs	151	155	449	468
Interest expense	15,871	16,910	48,695	51,767
Interest income	(50)	(144)	(428)	(545)
Other income	(97)	-	(294)	-
Change in fair value of derivatives	352	(14)	3,780	(3,492)

Total other expense - net	1,029	16,907	37,004	48,198

NET INCOME	$27,241	$18,697	$59,517	$41,694

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$65,702	$63,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48)	(1,841)

Net cash used in investing activities	(48)	(1,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(11,909)	(11,340)
Principal payment on the Acquisition Corp. note	(4,400)	(4,400)
Distributions to partners	(5,504)	(30,878)

Net cash used in financing activities	(21,813)	(46,618)

Net increase in cash and cash equivalents	43,841	15,375
Cash and cash equivalents at beginning of period	45,878	45,003

Cash and cash equivalents at end of period	$89,719	$60,378

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Assumption of liability by partners	$24,000	$-

These reports should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$88,777	$44,943
Accounts receivable	47,445	42,632
Due from related party	2,764	1,616
Spare parts inventories	12,029	9,735
Fuel inventories	11,557	7,832
Prepaid expenses and other current assets	2,906	7,892

Total current assets	165,478	114,650

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $123,479 and $108,583, respectively)	395,664	410,509
Power purchase agreements (net of accumulated amortization of $304,050 and $260,595, respectively)	584,706	628,161
Other assets	5	7

Total non-current assets	985,087	1,043,389

TOTAL ASSETS	$1,150,565	$1,158,039

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$26,191	$23,818
Accounts payable	12,731	16,689
Accrued interest payable - the Funding Corp.	8,677	-
Due to related parties	14,303	7,430
Other accrued expenses	11,108	8,495

Total current liabilities	73,010	56,432

Non-current liabilities:
Deferred credit - fuel contract	111,047	161,039
Notes payable - the Funding Corp.	337,932	352,214
Energy bank and other liabilities	111,883	146,716
Lease payable	827	878

Total non-current liabilities	561,689	660,847

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,161	4,376
Limited partners	510,943	433,181
Accumulated other comprehensive income (loss)	(238)	3,203

Total partners' equity	515,866	440,760

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,150,565	$1,158,039

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUES	$101,930	$104,715	$309,687	$297,659

COSTS AND EXPENSES (INCOME):
Fuel	48,159	44,312	147,993	133,819
Operations and maintenance	3,334	3,157	10,439	10,505
Depreciation and amortization	19,659	19,501	58,351	57,330
General and administrative	2,402	2,141	7,150	6,113
Gain on energy bank settlement	-	-	(11,112)	-

Total costs and expenses	73,554	69,111	212,821	207,767

OPERATING INCOME	28,376	35,604	96,866	89,892

OTHER EXPENSE (INCOME):
Gain on restructuring of contracts	(15,198)	-	(15,198)	-
Interest expense	11,737	12,603	36,045	38,671
Interest income	(49)	(141)	(406)	(498)
Other income	(97)	-	(306)	-
Change in fair value of derivatives	352	(14)	3,780	(3,492)

Total other (income) expense - net	(3,255)	12,448	23,915	34,681

NET INCOME	$31,631	$23,156	$72,951	$55,211

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$85,307	$72,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48)	(1,841)

Net cash used in investing activities	(48)	(1,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(11,909)	(11,340)
Distributions to partners	(29,516)	(44,067)

Net cash used in financing activities	(41,425)	(55,407)

Net increase in cash and cash equivalents	43,834	15,314
Cash and cash equivalents at beginning of period	44,943	43,969

Cash and cash equivalents at end of period	$88,777	$59,283

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Assumption of liabilities by parent company	$35,112	$-

These reports should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2002 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	8,677	-
Current portion of notes receivable from the Partnerships	26,191	23,818

Total current assets	34,869	23,819

Notes receivable from the Partnerships	337,932	352,214

TOTAL ASSETS	$372,801	$376,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$26,191	$23,818
Accrued interest payable	8,677	-

Total current liabilities	34,868	23,818

Debt securities payable	337,932	352,214

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$372,801	$376,033

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest income	$8,677	$9,219	$26,586	$28,176
Interest expense	(8,677)	(9,219)	(26,586)	(28,176)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	11,909	11,340

Net cash provided by investing activities	11,909	11,340

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(11,909)	(11,340)

Net cash used in financing activities	(11,909)	(11,340)

Net increase in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Interest receivable from NE LP	$4,131	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	12,931	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	198,000	202,400

Total non-current assets	198,152	202,552

TOTAL ASSETS	$211,083	$211,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$26	$23
Current portion of debt securities payable	8,800	8,800
Accrued interest payable	4,131	-

Total current liabilities	12,957	8,823

Non-current liabilities:
Debt securities payable	198,000	202,400
Other	75	85

Total non-current liabilities	198,075	202,485

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	51	44

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,083	$211,352

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest income	$4,131	$4,307	$12,568	$13,096
Interest expense	(4,127)	(4,303)	(12,558)	(13,085)

Income before income taxes	4	4	10	11
Income tax expense	(1)	(1)	(3)	(4)

NET INCOME	$3	$3	$7	$7

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	4,400	4,400

Net cash provided by investing activities	4,400	4,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(4,400)	(4,400)

Net cash used in financing activities	(4,400)	(4,400)

Net increase in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2002 Form 10-K for the Acquisition Corp.

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

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2002	$1,158	$114,666	$115,824	$3,218	$318,515	$321,733	$4,376	$433,181	$437,557	(a)
Balances, September 30, 2003	$1,847	$182,924	$184,771	$3,314	$328,019	$331,333	$5,161	$510,943	$516,104	(b)

(a)	Exclusive of accumulated other comprehensive income of $3,203.
(b)	Exclusive of accumulated other comprehensive loss of $238.

2. Accounting for Derivative Instruments and Hedging Activities

Accumulated other comprehensive income (loss) is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income (loss) at September 30, 2003 is approximately $0.2 million of net unrealized losses associated with cash flow hedges of forecasted fuel purchases through December 2004, of which $0.1 million is expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $3.6 million and $15.7 million into earnings from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2003, respectively. The effective portion of the net gain (loss) on cash flow hedges included within other comprehensive income (loss) was a net loss of approximately $8.0 million and a net gain of approximately $1.1 million for the three months ended September 30, 2003 and 2002, respectively. The effective portion of the net gain on cash flow hedges included within other comprehensive income (loss) was approximately $12.2 million and $7.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Effective July 1, 2003, NE LP and the Partnerships adopted Statement of Financial Accounting Standards No. (FAS) 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. There was no financial statement impact upon adoption of FAS 149.

In August 2003, the Emerging Issues Task Force (EITF) released Issue No. 03-11 (EITF 03-11), which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross or net basis and requires realized gains or losses on derivative contracts that net settle to be reported on a net basis. Currently, NE LP and the Partnerships generally report contracts requiring physical delivery of a commodity on a gross basis. The new guidance is effective October 1, 2003. NE LP and the Partnerships are evaluating the effect the new guidance will have on their financial statements in the future.

Recently, the staff of the Securities and Exchange Commission (SEC) indicated that the realized and unrealized effects of derivative instruments not accounted for as hedges should be reported within the same caption on the statements of operations. Currently, NE LP and the Partnerships reflect unrealized gains and losses for their derivative instruments not accounted for as hedges in a different caption in the statements of operations than realized gains and losses for these instruments. NE LP and the Partnerships expect to adopt the new guidance as soon as practicable. NE LP and the Partnerships are evaluating the effect the new guidance will have on their financial statements in the future.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(11.6) million and $(0.4) million for the three months ended September 30, 2003 and 2002, respectively, and approximately $(3.4) million and $4.1 million for the nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Thousands of Dollars)

NE LP (Consolidated)	$15,699	$18,346	$56,085	$45,837
The Partnerships (Combined)	$20,080	$22,805	$69,510	$59,354

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at September 30, 2003 by fiscal year due are as follows:

NE LP AND THE PARTNERSHIPS September 30, 2003 (Thousands of Dollars)

	2003	2004 - 05	2006 - 07	Thereafter	Total

CONTRACTUAL OBLIGATIONS

Long-term debt	$16,309	$91,513	$141,861	$321,240	$570,923
Operating leases	63	534	582	1,395	2,574
Other long-term obligations:
Energy bank liability	-	-	-	108,246	108,246
Administrative agreement(a)	150	1,200	1,200	6,000	8,550
O&M agreement(a)	375	3,000	3,000	12,000	18,375
Fuel management agreement(a)	225	1,800	1,800	13,500	17,325

Total contractual obligations	$17,122	$98,047	$148,443	$462,381	$725,993

(a)	Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation.

In February 2003, NJEA reached an agreement to modify the gas index used for calculating the energy price in an existing power purchase agreement with a New Jersey utility. The modification was necessary because the original index described in the power purchase agreement no longer existed at August 14, 2002. The new index rate, effective as of August 14, 2002 and adjusted annually on that date, resulted in an increase of $9.2 million in revenue to NJEA, which was paid in March 2003 of which $7.7 million pertains to 2002. In November 2003, this agreement was approved by the New Jersey Board of Public Utilities.

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

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements (PPA) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the PPA. The power purchaser (Power Purchaser) disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent), acting on its behalf and on behalf of the Power Purchaser. The registrants understand that, under a 1998 power purchase agreement between the Power Purchaser and the Agent (Agent PPA), the Agent acts as agent and representative of the Power Purchaser with respect to the PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003.

As a condition to this settlement, the Agent entered into an agreement (PMI Agreement) with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI). Under the terms of the PMI Agreement, until termination of the PPA, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the PPA, as the Power Purchaser's agent and representative pursuant to the Agent PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

6. Fuel Supply Agreements

In March 2003, NEA bifurcated the fuel supply contract with one of its suppliers who provided approximately 65% of NEA's daily fuel requirements. In July 2003, NEA entered into two agreements with this supplier to terminate one of the agreements that provided for the purchase of 13,399 mmbtu/day (Termination Agreement) and to partially terminate the other agreement that provided for the purchase of 35,418 mmbtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement was executed resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million. The notes bear interest at a rate of 6% per annum and are due no later than May 1, 2004.

NEA entered into two replacement long-term gas supply agreements with PMI and Tractebel Energy Marketing, Inc. (TEMI) which became effective September 1, 2003. These two contracts provide NEA with the same combined quantity of natural gas and with pricing that is expected to be more favorable over the term of the agreements. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the long-term gas supply agreements.

Under the terms of the Partial Termination Agreement, the daily delivery of fuel may be reduced to 12,507 mmbtu/day. Implementation of this agreement is contingent upon certain conditions being met, including satisfaction of the relevant provisions of bond indentures.

7. Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." As a result, entities that are deemed to be variable interest entities (VIEs) in which any of the registrants is considered to be the "primary beneficiary" are to be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns. In October 2003, the FASB deferred the required implementation date of FIN 46 until the fourth quarter of 2003. Under their current structure, none of the registrants believes it will be required to consolidate any VIEs beginning in the fourth quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2002 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the corresponding periods of the prior year.

Results of Operations

NE LP and the Partnerships - Net income increased for the three months ended September 30, 2003 primarily due to the gain recognized on restructuring of contracts and lower interest expense, partially offset by increased expenses, including fuel costs, and lower revenues. Net income increased for the nine months ended September 30, 2003 primarily due to the gains recognized on the energy bank settlement and restructuring of contracts, higher revenues and lower interest expense, partially offset by increased expenses, including fuel costs, and net unrealized mark-to-market losses on derivatives.

Revenues for the three months ended September 30, 2003 decreased primarily as a result of decreased electricity sales prices and lower volume due to curtailments. NE LP revenues for the three months ended September 30, 2003 and 2002 were comprised of $101.0 million and $103.7 million of power sales to utilities and $0.8 million and $1.0 million of steam sales, respectively. Partnerships' revenues for the three months ended September 30, 2003 and 2002 were comprised of $101.1 million and $103.7 million of power sales to utilities and $0.8 million and $1.0 million of steam sales, respectively. Power sales to utilities for NE LP and the Partnerships for the three months ended September 30, 2003 and 2002 reflect a decrease in utility energy bank balances which increased reported revenues by $6.4 million and $6.5 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the three months ended September 30, 2003 increased primarily due to increased prices of natural gas required to fuel the facilities and lower deferred credit amortization for fuel contracts, partially offset by lower volume due to curtailments. Deferred credit amortization for fuel contracts for the three months ended September 30, 2003 and 2002 was $3.4 million and $5.2 million, respectively.

For the three months ended September 30, 2003 and 2002, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $(0.4) million and $14.0 thousand, respectively, representing the net change in fair value of derivative instruments.

Revenues for the nine months ended September 30, 2003 increased primarily due to higher electricity sales prices and higher volume under certain power purchase agreements offset by lower volume at the Sayreville facility due to curtailments. NE LP revenues for the nine months ended September 30, 2003 and 2002 were comprised of $306.9 million and $294.7 million of power sales to utilities and $2.4 million and $3.0 million of steam sales, respectively. Partnerships' revenues for the nine months ended September 30, 2003 and 2002 were comprised of $307.3 million and $294.7 million of power sales to utilities and $2.4 million and $3.0 million of steam sales, respectively. Power sales to utilities for NE LP and the Partnerships for the nine months ended September 30, 2003 and 2002 reflect a decrease in utility energy bank balances which increased reported revenues by $20.9 million and $20.2 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the nine months ended September 30, 2003 increased primarily as a result of increased prices of natural gas required to fuel the facilities and lower deferred credit amortization for fuel contracts, partially offset by lower volume due to curtailments. Deferred credit amortization for fuel contracts for the nine months ended September 30, 2003 and 2002 was $10.8 million and $15.6 million, respectively.

For the nine months ended September 30, 2003 and 2002, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $(3.8) million and $3.5 million, respectively, representing the net change in fair value of derivative instruments.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements (PPA) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the PPA. The power purchaser (Power Purchaser) disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the PPA was restructured resulting in an $11.1 million gain for NEA. In connection with this restructuring, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent), acting on its behalf and on behalf of the Power Purchaser. The registrants understand that, under a 1998 power purchase agreement between the Power Purchaser and the Agent (Agent PPA), the Agent acts as agent and representative of the Power Purchaser with respect to the PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003.

As a condition to this settlement, the Agent entered into an agreement (PMI Agreement) with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI). Under the terms of the PMI Agreement, until termination of the PPA, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the PPA, as the Power Purchaser's agent and representative pursuant to the Agent PPA. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the PPA on or before December 31, 2003. Those approvals and conditions include approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds.

In February 2003, NJEA reached an agreement to modify the gas index used for calculating the energy price in an existing power purchase agreement with a New Jersey utility. The modification was necessary because the original index described in the power purchase agreement no longer existed at August 14, 2002. The new index rate, effective as of August 14, 2002 and adjusted annually on that date, resulted in an increase of $9.2 million in revenue to NJEA, which was paid in March 2003 of which $7.7 million pertains to 2002. In November 2003, this agreement was approved by the New Jersey Board of Public Utilities.

In May 2003, NJEA entered into an agreement with the New Jersey utility mentioned above to amend and restate the power purchase agreement. The agreement provides for, among other things, the delivery of electricity to the utility from sources other than NJEA's facility at a payment that is less than the payment required under the existing power purchase agreement. In November 2003, this agreement was approved by the New Jersey Board of Public Utilities subject to the agreement becoming effective by December 31, 2003. However, implementation of the agreement is contingent upon certain conditions being met, some of which are considered significant. If these conditions are not satisfied there is a possibility that the agreement may not become effective, and in that event the existing power purchase agreement would remain in effect.

In March 2003, NEA bifurcated the fuel supply contract with one of its suppliers who provided approximately 65% of NEA's daily fuel requirements. In July 2003, NEA entered into two agreements with this supplier to terminate one of the agreements that provided for the purchase of 13,399 mmbtu/day (Termination Agreement) and to partially terminate the other agreement that provided for the purchase of 35,418 mmbtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement was executed resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million. The notes bear interest at a rate of 6% per annum and are due no later than May 1, 2004.

NEA entered into two replacement long-term gas supply agreements with PMI and Tractebel Energy Marketing, Inc. (TEMI) which became effective September 1, 2003. These two contracts provide NEA with the same combined quantity of natural gas and with pricing that is expected to be more favorable over the term of the agreements. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the long-term gas supply agreements.

Under the terms of the Partial Termination Agreement, the daily delivery of fuel may be reduced to 12,507 mmbtu/day. Implementation of this agreement is contingent upon certain conditions being met, including satisfaction of the relevant provisions of bond indentures.

Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on their outstanding debt.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2003, the Funding Corp. and the Acquisition Corp. made the scheduled debt service payments. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in 2003 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 were primarily due to timing of cash receipts under certain agreements. Net cash provided by operating activities for NE LP also reflects the payment of $11.1 million plus interest to the Agent in accordance with the energy bank settlement previously discussed. Cash distributions to partners for the nine months ended September 30, 2003 and 2002 for NE LP were $5.5 million and $30.9 million, respectively. Cash distributions to partners for the nine months ended September 30, 2003 and 2002 for the Partnerships were $29.5 million and $44.1 million, respectively.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2003, NE LP and the Partnerships made the scheduled debt service payments.

NE LP and the Partnerships' long-term contractual obligations at September 30, 2003 are discussed in Note 4.
Market Risk Sensitivity

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchased call options to establish a maximum price for natural gas, and written put options are executed to offset the cost of the purchased call options. In order to mitigate the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002 and gas swap agreements in June and July 2003.

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolio. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of September 30, 2003 and December 31, 2002, the VaR figures for hedges in accumulated other comprehensive income (loss) (in thousands) are as follows:

December 31, 2002	$1,196
September 30, 2003	$1,472
Average for the period ended September 30, 2003	$1,346

New Accounting Rules
Variable Interest Entities - In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 7.

Derivative Instruments and Hedging Activities - Effective July 1, 2003, NE LP and the Partnerships adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In August 2003, the EITF released EITF 03-11. In addition, the staff of the SEC recently indicated that the unrealized effects of derivative instruments not accounted for as hedges should be reported within the same caption on the statements of operations. See Note 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, each of the registrants performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the registrants concluded that the registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the registrant required to be included in the registrant's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no change in any registrant's internal control over financial reporting that occurred during such registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, such registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 5. Other Information
Reference is made to Item 1. Business - Partnerships' Operations in the 2002 Form 10-K for the registrants.

For information regarding a proposed amended and restated power purchase agreement of NJEA, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations. Implementation of this agreement is subject to satisfaction of certain conditions.

For information regarding NEA's long-term gas supply agreements, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.
For information regarding energy bank balances and power purchase agreements, see Note 5.
Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	10(a)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between FPL Energy Power Marketing, Inc. and NEA
	10(b)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between Tractebel Energy Marketing, Inc. and NEA
	10(c)	Guarantee, dated August 1, 2003, by FPL Group Capital Inc in favor of NEA
	10(d)	Guaranty, dated August 1, 2003, by Tractebel S.A. in favor of NEA
	10(e)	First Amendment to Guarantee, dated August 1, 2003, by FPL Group Capital Inc, with the consent and acknowledgement of Northeast Energy Associates
	10(f)	First Amendment to Guarantee, dated October 2, 2002, by FPL Group Capital Inc, with the consent and acknowledgement of North Jersey Energy Associates
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
31(e)

Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

31(f)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

31(g)

Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

31(h)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

	31(i)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
31(j)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

	32(a)	Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	32(b)	Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
32(c)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

32(d)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

32(e)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

(b)	Reports on Form 8-K - None.

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

Date: November 11, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)